Form 10-K
period 2008-12-31
LEHMAN ABS CORP REPACK AMER GEN FLOAT RT TR CERTS SER 2003-1
filed 2009-07-23
CIK 1251755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:   001-31734

filed on behalf of:

Repackaged American General Floating Rate Trust Certificates, Series 2003-1 Trust

(Exact Name of Registrant as Specified in Its Charter)

by:

Lehman ABS Corporation

(Exact Name of Depositor as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1271 Avenue of the Americas, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Repackaged American General Floating Rate Trust Certificates, Series 2003-1	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant has no voting stock or class of common stock that is held by nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

Introductory Note

Lehman ABS Corporation (the “Depositor”) is the Depositor in respect of the Repackaged American General Floating Rate Trust Certificates, Series 2003-1  Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by a Series Supplement (the “Series Supplement”) dated as of July 2, 2003 in respect of the Trust, as supplemented by a Supplement to the Series Supplement, dated as of July 11, 2003. The Trust’s assets consist solely of notes issued by American General Corporation and an interest rate swap. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

The Registrant is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition (the “Petition”) for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York on September 15, 2008 in a jointly administered proceeding named In re Lehman Brothers Holdings Inc., et. al. under Case Number 08-13555. LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business. As a result of the foregoing, the Registrant discontinued its securitization business and the individuals previously involved in such securitization business are no longer employed by the Registrant’s affiliates.

American International Group, Inc., the underlying securities guarantor, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information on the underlying securities guarantor, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under American International Group, Inc.’s Exchange Act file number, 001-08787. The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein.  Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the underlying securities issuer, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

PART I

Item 1.      Business.

Not Applicable

Item 1A.   Risk Factors.

Not Applicable

Item 1B.   Unresolved Staff Comments.

Not Applicable

Item 2.      Properties.

Not Applicable

Item 3.      Legal Proceedings.

None

Item 4.      Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The publicly offered Certificates representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of “Cede & Co.”, the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.      Selected Financial Data.

Not Applicable

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.      Financial Statements and Supplementary Data.

Not Applicable

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

Not Applicable

Item 9A(T). Controls and Procedures.

Not Applicable

Item 9B.   Other Information.

The Issuer has filed the final distribution report to security holders on Form 8-K, dated July 21, 2009.

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

1.        Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2008  through and including December 31, 2008 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Repackaged American General Floating Rate Trust	01/15/2008	01/25/2008
Certificates, Series 2003-1 Trust	04/15/2008	04/22/2008
	07/15/2008	07/25/2008
	10/15/2008	07/21/2009

2.   None.

3.        Exhibits:

31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 - Report of Aston Bell, CPA.

(b)  See Item 15(a) above.

(c)  Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  In preparing this report the Registrant has relied on Distribution Statements provided to it by the Trustee.

Lehman ABS Corporation, as Depositor for the
Trust (the “Registrant”)

Dated: July 23, 2009	By:	/s/ William Fox
		Name:	William Fox
		Title:	Chief Financial Officer, Controller and
Senior Vice President

EXHIBIT INDEX

Reference
Number per
Item 601 of		Exhibit Number
Regulation SK	Description of Exhibits	in this Form 10-K
(31.1)	Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
(31.3)	Report of Aston Bell, CPA.	31.3